Form 10-K
period 2002-12-31
FINANCIAL ASSET SEC CORP ASSET BACKED CERTS SER 2002-2
filed 2003-03-31
CIK 1212438

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2002

                        Commission file number: 333-84929-14

            FINANCIAL ASSET SEC CORP ASSET BACKED CERTS SERIES 2002-2
             (Exact name of Registrant as specified in its Charter)

                Delaware                                    06-1442101
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

               600 Steamboat Road
              Greenwich, Connecticut                     06830
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (203) 625-2700

          Securities registered pursuant to Section 12(b) of the Act:
                                     none

          Securities registered pursuant to Section 12(g) of the Act:
                                     none.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31,2002. NOT APPLICABLE.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31,2002.
     NOT APPLICABLE

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Omitted.

     ITEM 2.  Properties.

     Omitted

     ITEM 3.  Legal Proceedings.


     None.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Trust does not issue stock.

     There is currently no established public trading market for Registrant's Certificates. Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     As of December 31,2002 the number of registered holders of all class of Certificates was 6.

     ITEM 6.  Selected Financial Data.

     Omitted.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Omitted.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Omitted.

     ITEM 8.  Financial Statements and Supplementary Data.

     Omitted.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.


    ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 2002, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS A-1
     $289,407,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS A-2
     $137,636,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS M-1
     $23,116,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS M-2A
     $10,683,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS M-2B
     $10,000,000
     100.0%

     CEDEFAST
     CEDE & CO FAST
     P.O. BOX 20
     BOWLING GREEN STATION
     NEW YORK, NEW YORK, 10274
     SERIES 2002-F2
     CLASS M-3
     $12,410,000
     100.0%

     ITEM 13.  Certain Relationships and Related Transactions.
                       None

     ITEM 14.  Controls and Procedures
               NOT APPLICABLE

     PART IV

     ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

     EXHIBITS 99.1 and 99.2

     (b) The following reports on Form 8-K were filed during the period covered by this report.

      There were no form 8-Ks filed for this deal during the period this repots covers

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        By: Financial Asset Securities Corp.,
                                     as Depositor on behalf of the Registrant


                                                  /s/: Joseph N. Walsh III
                                            Signature: Joseph N. Walsh III
                                                  Title: Managing Director


     Date:  March 31,2003


     EXHIBIT INDEX

     Exhibit Document

      99.1 Servicer's Annual Statement of Compliance for Year End
           December 31,2002.

      99.2 Servicer's Annual Independent Accountant's Report for Year End December 31,2002.




































CERTIFICATION


        Re:  Fremont Home Loan Trust, Series 2002-2
             Asset Backed Certificates, Series 2002-2

I, __________________, certify that:

1. I have reviewed this annual report on Form 10-K,and all reports on Form 8-K containing Distribution Date reports filed in respect of periods included in the year covered by this annual report, of Financial Assets Securities Corp. (the "Registrant")

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicer under the Pooling and Servicing Agreement is included in these Reports;

4. Based on my knowledge and upon the annual compliance statement included the report and required to be delivered to the Trustee in accordance with the terms of the pooling and servicing, or similar agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public account, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports

In giving the certification above, I have reasonably relied on information provided to me by the following unaffiliated parties: Litton Loan Servicing L.P and Deutsche Bank National Trust Company.

Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servincing, dated September 1,2002 (the "Pooling and Servicing Agreement"), among the Registrant as Depositor, Litton Loan Servicing L.P. as servicer and Deutsche Bank National Trust Company as Trustee.


FINANCIAL ASSET SECURITIES CORP.

/s/: Joseph N. Walsh III
Signature: Joseph N. Walsh III
Title: Managing Director
Date: March 31, 2003




99.1

LITTON LOAN SERVICING LP logo here
An affiliate of C-BASS
4828 Loop Central Drive                            Telephone (713) 960-9676
Houston, Texas 77081                                     Fax (713) 960-0539



March 12, 2003

GC02F1
Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA 92705-4934

RE: Fremont Asset Backed Certificates, Series 2002-2
To Whom It May Concern:

The undersigned officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2002.





Sincerely,
/s/: Janice McClure
Janice McClure
Senior Vice President







709














99.2

LITTON LOAN SERVICING LP logo here


4828 Loop Central Drive, Suite 600            Telephone  713 980 9676
Houston , Texas 77061                         Fax 713 966.8830




January 10, 2003




As of December 31, 2002, Litton Loan Servicing LP (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Assoclaion of America's Uniform Shale Attestation Program for Mortaaoe Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $15,000,000.



In Jarxuary 2003, the Company identified certain custodial accounts that had not been reconciled timely during the year ended December 31, 2002. Upon notification of this issue, management immediately b=i . an effort to bring these custodial accounts current. The Company has currently reconciled all custodial accounts, and has implemented controls to ensure the reconciliation of custodial accounts.




/s/: Larry B. Litton
Larry B. Litton, Sr., President & CEO

/s/: Janice McClure
Janice McClure, Senior Vice President





















Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, Texas 77002-4196
                                                  Deloitte &Touche logo here

Tel: (713) 982-2000
Fax: (713)982-2001
www.deloitte.com


INDEPENDENT AUDITORS' REPORT

To the Partners of Litton Loan Servicing LP:


We have examined management's assertion about Litton Loan Servicing LP's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.


Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of the Company's compliance with the minimum servicing standards.


In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.




/s/: Deloitte & Touche LLP


January 10, 2003





Deloitte Touche Tohmatsu